Form 10-K
period 1997-12-31
NATIONAL COLLEGIATE TRUST 1997 S1
filed 1998-04-15
CIK 1035358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

                          Commission File No. 33-63616

                      THE NATIONAL COLLEGIATE TRUST 1997-S1
               (Exact name of Issuer as specified in its charter)

                 DELAWARE                            52-2019939
                 --------                            ----------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

                   C/O DELAWARE TRUST CAPITAL MANAGEMENT, INC.
                                900 MARKET STREET
                           WILMINGTON, DELAWARE 19801
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  302 421-7748
                                                 ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
      Title Of Each Class                         on which registered
      -------------------                          -------------------

            NONE                                     NOT APPLICABLE


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  /X/    No / /

DOCUMENTS INCORPORATED BY REFERENCE:
-----------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated April 7, 1997 (the "Prospectus Supplement") together with the Prospectus dated April 7, 1997. Capitalized terms not defined herein shall have the meanings set forth in the Prospectus Supplement.

                      THE NATIONAL COLLEGIATE TRUST 1997-S1

                                    FORM 10-K

                                TABLE OF CONTENTS

Part I

     Item     1.  Business..............................................1

     Item     2.  Properties............................................1

     Item     3.  Legal Proceedings.....................................1

     Item     4.  Submission of Matters to a Vote of Security Holders...1


Part II

     Item    5.  Market for Issuer's Common Equity
                          and Related Shareholder Matters.............. 1

     Item    6.  Selected Financial Data............................... 1

     Item    7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................ 2

     Item    8.  Financial Statements and Supplementary Data........... 2

     Item    9.  Disagreements on Accounting and Financial Disclosure.. 2


Part III

         Item    10.  Directors and Officers of the Issuer............. 2

         Item    11.  Executive Compensation........................... 2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management........................ 2

         Item    13.  Certain Relationships and Related Transactions... 2


Part IV

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K...................... 3

                                     PART I

ITEM 1    BUSINESS.
          --------

          The National Collegiate Trust 1997-S1 (the "Issuer") is a
Delaware business trust established for the sole purpose of acquiring, owning, holding and pledging a portfolio of student loans (the "Student Loans") and issuing and selling two classes of bonds collateralized by the Student Loans, designated as 7.45% Class A Collateralized Student Loan Bonds, Series 1997-S1, with an aggregate initial principal amount of $5,250,000 and 8.25% Class B Collateralized Student Loan Bonds, Series 1997-S1, with an aggregate initial principal amount of $2,750,000 (as of the date of issuance, April 10, 1997).


ITEM 2    PROPERTIES.
          ----------

          See Item 14 below.


ITEM 3    LEGAL PROCEEDINGS.
          ----------------

     There were no legal proceedings involving the Student Loans, the Issuer, the Custodian, the Servicer, the Indenture Trustee or the Depositor with respect to the Student Loans.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          No matter was submitted to a vote of security holders during the fiscal year ended December 31, 1997.



                                    PART II

ITEM 5    MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          -----------------------------------------------------------------

          (a)  There is no established trading market for the Bonds.

          (b) As of January 12, 1998, there were three holders of record of the Issuer's Bonds; two holders of the Class A Bonds and one holder of record of the Class B Bonds.


ITEM 6    SELECTED FINANCIAL DATA.
          ------------------------

          Not applicable.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

          Not applicable.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          Not applicable.


ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          There has been a change in accountants but not due to any disagreement. The new accountant is Coopers & Lybrand.



                                    PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER.
          ----------------------------------------------

          Not applicable.


ITEM 11   EXECUTIVE COMPENSATION.
          ----------------------

          Not applicable.


ITEM 12   SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

          The following table provides information, as of January 12, 1998 with respect to the ownership by each person or group of persons, known by the Issuer to be a record owner of 5% or more of the Class A Bonds or Class B Bonds. This does not reflect the persons who hold their certificates in nominee or "street" name.

          Except as set forth in the following table, the Issuer is not aware of any record owner of more than 5% of the Class A Bonds or Class B Bonds as of the close of business on January 12, 1998.

-------------------------------------------------------------------------------



 Series 1997-S1                                       Principal Amount of Bonds
 Class of Bonds          Name and Address                   Owned of Record
 ---------------      -----------------------         -------------------------
 Class A                 Bankers Trust Company                $2,250,000
                         16 Wall Street, 5th Floor
                         New York, NY 10005

 Class A                 Northern Trust Company               $3,000,000
                         801 S. Canal C-IN
                         Chicago, IL 60607

 Class B                 Bankers Trust Company                $2,750,000
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN 37211
-------------------------------------------------------------------------------


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Not applicable since there were no transactions nor are there any proposed transactions between the Issuer and any Bondholder or between the Issuer and any immediate family member of any Bondholder.

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

          (a) (1) and (2) Not applicable.

               (3) (i) Annual Statement of Compliance of the Servicer for the year ended December 31, 1997.

               (ii) Annual Audit Report of the Servicer for the year ended December 31, 1997, as prepared by Ernst & Young LLP.

          (iii) Servicer Report of the Servicer for the year ended December 31, 1997.

          (b) Reports on Form 8-K.

          A Current Report on Form 8-K, was filed on April 10, 1997. That Form 8-K reported under Item 2 thereof the formation of the Issuer, the acquisition of the Student Loans and the issuance of the Bonds. Pursuant to
     Item 7, also filed were a Term Agreement dated April 10, 1997, a Trust Agreement dated February 26, 1997, and an Administration Agreement dated as of April 1, 1997.

          A Form 8-K was also filed each month thereafter until December 31, 1997, which filed under Item 7, the related Monthly Servicer Report prepared by the Servicer.

               (c) The response to this portion of Item 14 is submitted as a separate section of this report.

               (d)  Not applicable .




          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          --------------------------------------------------------------------
          TO SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
          --------------------------------------------------------------------
          PURSUANT TO SECTION 12 OF THE ACT.
          ---------------------------------

          No annual report, proxy statement, form of proxy or other soliciting material has been sent to Bondholders, and the Issuer does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES


          Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE NATIONAL COLLEGIATE TRUST 1997-S1
                                        (Issuer)


                                        By:  DELAWARE TRUST CAPITAL
                                             MANAGEMENT, INC.,
                                             not in its individual capacity but
                                             as Owner Trustee


                                       By: /s/ Richard N. Smith
                                           ---------------------
                                       Name: Richard N. Smith
                                       Title: Vice President


Dated: April 15, 1998